Form 10-Q
period 2026-03-31
New America Acquisition I Corp.
filed 2026-05-14
CIK 2074878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42988

NEW AMERICA ACQUISITION I CORP.

(Exact Name of Registrant as Specified in Its Charter)

Florida	39-2431245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 39th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(917) 576-6828

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2026, there were 37,300,000 shares of the registrant’s Class A common stock, $0.0001 par value, and 12,500,000 shares of the registrant’s Class B common stock, $0.0001 par value, issued and outstanding.

NEW AMERICA ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$855,526	$944,106
Prepaid expense	374,942	311,192
Total current Assets	1,230,468	1,255,298
Non-current assets:
Prepaid expense	210,375	288,173
Cash held in Trust Account	348,919,571	345,917,508
Total non-current assets	349,129,946	346,205,681
Total Assets	$350,360,414	$347,460,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$111,019	$15,245
Income tax payable	862,975	232,542
Total-current Liabilities	973,994	247,787
Non-current Liabilities:
Accrued expenses and offering costs	750,941	637,368
Total non-current liabilities	750,941	637,368
Total Liabilities	1,724,935	885,155

Commitments and contingencies (Note 6)

Class A common stock, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.09 and $10.02 per share as of March 31, 2026 and December 31, 2025 respectively	348,056,596	345,684,966

Shareholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025 respectively	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 2,800,000 issued and outstanding as of March 31, 2026 and December 31, 2025 (excluding 34,500,000 shares subject to possible redemption)	280	280
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 issued and outstanding as of March 31, 2026 and December 31, 2025	1,250	1,250

Additional paid-in capital	-	411,721
Retained earnings	577,353	477,607
Total Shareholders’ Equity	578,883	890,858
Total Liabilities and Shareholders’ Equity	$350,360,414	$347,460,979

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Formation and operating costs	$311,975
Loss from operations	(311,975)
Other income:
Interest income on cash held in Trust	3,002,063
TOTAL OTHER INCOME	3,002,063

Income before taxes	2,690,088
Provision for income taxes	(630,433)
Net income	$2,059,655

Weighted average shares outstanding of redeemable common stock, basic and diluted	34,500,000
Basic and diluted net income per redeemable share of common stock	$0.04
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	15,300,000
Basic and diluted net income per non-redeemable share of common stock	$0.04

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	2,800,000	$280	12,500,000	$1,250	$411,721	$477,607	$890,858
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	(411,721)	(1,959,909)	(2,371,630)
Net Income	-	-	-	-	-	2,059,655	2,059,655
Balance, March 31, 2026	2,800,000	$280	12,500,000	$1,250	$-	$577,353	$578,883

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows Used in Operating Activities:
Net income	$2,059,655
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned cash held in Trust account	(3,002,063)
Changes in operating assets and liabilities:
Prepaid expenses	99,048
Income tax payable	630,433
Accrued expenses and offering costs	124,347
Net Cash Used in Operating Activities	(88,580)

Net change in cash	(88,580)

Cash at beginning of period	944,106
Cash at end of period	$855,526

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Remeasurement of Class A common stock subject to possible redemption	$2,371,630

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026, related to the Company’s formation, the initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with US GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of operations includes a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. Income and losses are shared ratably based on the weighted average number of shares outstanding between the two classes of shares. Remeasurement associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value. As of March 31, 1026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The following tables reflect the calculation of basic and diluted net income per share.

For The Three Months Ended March 31, 2026
Redeemable shares
Numerator: Allocation of net income, basic and diluted	$1,426,869
Denominator: Basic and diluted weighted average shares outstanding	34,500,000
Basic and diluted net income per share	$0.04
Non-redeemable shares
Numerator: Allocation of net income, basic and diluted	$632,786
Denominator: Basic and diluted weighted average shares outstanding	15,300,000
Basic and diluted net income per share	$0.04

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $348,919,571 and $345,917,508, respectively, in cash held in the Trust Account, which consisted of interest-earning demand cash.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of March 31, 2026, the cash held in exceed of the FDIC limit was $605,526. As of March 31, 2026, the cash held in the trust in excess of the SIPC limit was $348,669,571. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Class A Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of March 31, 2026 and December 31, 2025, the Class A shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less: Proceeds allocated to public warrants	(13,065,051)
Less: Class A share issuance costs	(25,907,074)
Add: Accretion for Class A common stock to redemption value	38,972,125
Add: Remeasurement of carrying value to redemption value	684,966
Class A shares subject to possible redemption as of December 31, 2025	345,684,966
Add: Remeasurement of carrying value to redemption value	2,371,630
Class A shares subject to possible redemption as of March 31, 2026	$348,056,596

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Administrative Services Arrangement

An affiliate of the Sponsor has agreed, commencing from the date that the Company’s securities are first listed on the NYSE, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company the Sponsor’s certain office space, utilities and secretarial and administrative support services as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of the Sponsor $20,000 per month, until the earlier of the consummation by the Company of an initial business combination and the Company’s liquidation. For the three months ended March 31, 2026, the Company incurred general and administrative services expenses of $15,000 which are included in formation and operating expenses on the statements of operations. As of March 31, 2026 and December 31, 2025, $5,000 and $0, respectively, of such expenses were outstanding and are included in accounts payable in the balance sheet.

Working Capital Loans- Related Party

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units of the post-business combination entity, at a price of $10.00 per unit, at the option of the applicable lender. Such units would be identical to the private units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, no amounts under such loans have been drawn.

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

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the initial Business Combination. The amount accrued as of March 31, 2026 and December 31, 2025 were $750,941 and $637,368, respectively.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 10,000,000 preferred stock with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. As of March 31, 2026 and December 31, 2025, there were no Preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 2,800,000 Class A shares issued or outstanding, excluding 34,500,000 Class A shares subject to possible redemption.

Class B Common stock — The Company is authorized to issue 50,000,000 common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 12,500,000 common stock issued and outstanding.

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

NOTE 8. WARRANTS

There were 17,550,000 warrants outstanding as of March 31, 2026 and December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets.

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the $348,919,571 and $345,917,508 cash held in trust is measured under Level 1 in the fair value hierarchy as of March 31, 2026 and December 31, 2025, respectively.

NOTE 11. SUBSEQUENT EVENTS

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026 related to the Company’s formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On December 5, 2025, the Company consummated its Initial Public Offering of 34,500,000 units, including 4,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000. Simultaneously with the closing of the Initial Public Offering, the Company completed the Private Placement of 600,000 private placement units at a price of $10.00 per private placement unit to the Company’s sponsor, New America Sponsor I LLC. Transaction costs amounted to $26,926,783, consisting of $3,000,000 cash underwriting fee, $22,000,000 of fair value for shares issued to the underwriters, and $1,926,783 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, $345,000,000 of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account and invested only in U.S. government treasury obligations, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of (i) the completion of an initial business combination, (ii) the redemption of public shares if the Company is unable to complete an initial business combination within the completion window, subject to applicable law, and (iii) the redemption of public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of obligation to redeem 100% of public shares if the Company has not consummated an initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the trust account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the private placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. NYSE rules provide that the business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the signing a definitive agreement in connection with the business combination.

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

The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025. We expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest or dividend income on our cash and cash equivalents held in the trust account. Since the closing of the Initial Public Offering, we are incurring increased expenses as a result of being a public company (for legal, financial reporting, listing, accounting and auditing compliance), as well as for expenses related to efforts to identify and evaluate target businesses and due diligence expenses. We expect our expenses to continue to increase.

Net income of $2,059,655 for the three months ended March 31, 2026 includes $3,002,063 for interest income on cash held in the trust account, offset by operating and formation costs of $311,975 and income tax expense of $630,433.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of $25,000 from the sale of the founder shares and an up to $350,000 in loans that were available from our sponsor under an unsecured promissory note. On December 5, 2025, we closed the Initial Public Offering and the underwriters fully exercised their over-allotment option. In connection with the closing of the Initial Public Offering, the approximately $277,000 drawn down under the unsecured promissory note was repaid in full. The net proceeds from the sale of the units in the Initial Public Offering for an aggregate purchase price of $345,000,000 and the sale of the private units for an aggregate purchase price of $6,000,000, after deducting offering expenses, including underwriting commissions, were $347,300,000, $345,000,000 of which is held in the trust account. The proceeds held in the trust account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest-bearing or other demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more. As March 31, 2026, $855,526 is held outside of the trust account.

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

As of March 31, 2026, we have $855,526 available to us held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public stockholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public stockholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

For the three months ended March 31, 2026, cash used in operating activities was $88,580. Net income of $2,059,655 was affected by interest earned on cash held in the trust account of $3,002,063, prepaid expenses of $99,048, income tax payable of $630,433 and accrued expenses and offering costs of $124,347.

For the three months ended March 31, 2026, cash used in investing activities was $0.

For the three months ended March 31, 2026, cash provided by financing activities was $0.

Off-balance sheet financing arrangements

As of March 31, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of March 31, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities except as described below.

In connection with the Initial Public Offering, we entered into an Administrative Services Agreement with our sponsor pursuant to which the Company pays our sponsor $20,000 per month for office space and administrative services until the earlier of the consummation of an initial business combination and the Company’s liquidation.

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the initial business combination.

We engaged Dominari Securities and D. Boral Capital, representatives of the underwriters in connection with the Initial Public Offering, as advisors in connection with the business combination. We will pay the representatives a cash fee for such services upon the consummation of the initial business combination in an amount up to 5.0% of the gross proceeds of the Initial Public Offering, an aggregate of $17,250,000. If the Company doesn’t complete a business combination, no fee will be due.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2026, due to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and recordkeeping.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, which could materially affect our business, financial condition, or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 28, 2025, we issued 12,500,000 founder shares to our sponsor for $25,000.

Simultaneously with the consummation of the Initial Public Offering, we consummated the Private Placement of an aggregate of 600,000 private placement units. The private placement units, which were purchased by the sponsor, are identical to the units, except that, they (i), subject to certain limited exceptions, will be subject to transfer restrictions until the consummation of our initial business combination and (ii) will be entitled to registration rights. In addition, the shares of Class A common stock underlying the warrants included in the private placement units do not have redemption rights. No underwriting discounts or commissions were paid with respect to the sale of the private placement units. The issuance of the private placement units was made in reliance on the exemption from registration provided by section 4(a)(2) of the Securities Act.

We also issued to each of the representatives 1,100,000 shares of Class A common stock upon the consummation of the Initial Public Offering. The representative shares are identical to shares of Class A common stock included in the units, except that these securities cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the date of the Initial Public Offering except as permitted under FINRA Rule 5110(e)(2). The representatives have agreed not to transfer, assign or sell any representative shares until the completion of our initial business combination without our written consent. In addition, each of the representatives has agreed (i) to waive its redemption rights with respect to the representative shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to the representative shares if we fail to complete our initial business combination within the period of time provided in our amended and restated articles of incorporation. The issuance of the representative shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AMERICA ACQUISITION I CORP.

Date: May 13, 2026	By:	/s/ Kevin McGurn
	Name:	Kevin McGurn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

