Form 10-Q
period 2026-06-30
New America Acquisition I Corp.
filed 2026-08-14
CIK 2074878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 37,300,000 shares of the registrant’s Class A common stock, $0.0001 par value, and 12,500,000 shares of the registrant’s Class B common stock, $0.0001 par value, issued and outstanding.

NEW AMERICA ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Unaudited Balance Sheets as of June 30, 2026 and December 31, 2025	1
Unaudited Statements of Operations for the three and six months Ended June 30, 2026 and for the period from May 28, 2025 (inception) through June 30, 2025	2
Unaudited Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and for the period from May 28, 2025 (inception) through June 30, 2025	3
Unaudited Statement of Cash Flows for the six months ended June 30, 2026 and for the period from May 28, 2025 (inception) through June 30, 2025	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$659,719	$944,106
Prepaid expense	352,692	311,192
Total current Assets	1,012,411	1,255,298
Non-current assets:
Prepaid expense	133,577	288,173
Cash held in Trust Account	351,943,898	345,917,508
Total non-current assets	352,077,475	346,205,681
Total Assets	$353,089,886	$347,460,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,632	$15,245
Accrued expenses and offering costs	771,094	-
Income tax payable	1,759,931	232,542
Total-current Liabilities	2,595,657	247,787
Non-current Liabilities:
Accrued expenses and offering costs	-	637,368
Total non-current liabilities	-	637,368
Total Liabilities	2,595,657	885,155

Commitments and contingencies (Note 6)

Class A common stock, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.15 and $10.02 per share as of June 30, 2026 and December 31, 2025, respectively	350,183,967	345,684,966

Shareholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 2,800,000 issued and outstanding as of June 30, 2026 and December 31, 2025 (excluding 34,500,000 shares subject to possible redemption)	280	280
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 issued and outstanding as of June 30, 2026 and December 31, 2025	1,250	1,250
Additional paid-in capital	-	411,721
Retained earnings	308,732	477,607
Total Shareholders’ Equity	310,262	890,858
Total Liabilities and Shareholders’ Equity	$353,089,886	$347,460,979

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

AND

FOR THE PERIOD FROM MAY 28, 2025 (INCEPTION) THROUGH June 30, 2025

	For the three months ended	For the period from (inception) May 28, 2025 through	For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026

Formation and operating costs	$268,621	$30,000	$580,596
Loss from operations	(268,621)	(30,000)	(580,596)
Other income:
Interest income earned on cash held in Trust account	3,024,327	-	6,026,390
TOTAL OTHER INCOME	3,024,327	-	6,026,390

Income (Loss) before taxes	2,755,706	(30,000)	5,445,794
Provision for income taxes	(896,956)	-	(1,527,389)
Net income (loss)	$1,858,750	$(30,000)	$3,918,405

Weighted average shares outstanding of redeemable common stock, basic and diluted	34,500,000	-	34,500,000
Basic and diluted net income per redeemable share of common stock	$0.04	$ Not Applicable	$0.08
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	15,300,000	12,500,000	15,300,000
Basic and diluted net income per non-redeemable share of common stock	$0.04	$(0.00)	$0.08

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

AND

FOR THE PERIOD MAY 28, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	2,800,000	$280	12,500,000	$1,250	$411,721	$477,607	$890,858
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	(411,721)	(1,959,909)	(2,371,630)
Net Income	-	-	-	-	-	2,059,655	2,059,655
Balance, March 31, 2026	2,800,000	280	12,500,000	1,250	$-	577,353	578,883
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-		(2,127,371)	(2,127,371)
Net Income	-	-	-	-		1,858,750	1,858,750
Balance, June 30, 2026	2,800,000	$280	12,500,000	$1,250	$-	$308,732	$310,262

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, May 28, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	12,500,000	1,250	23,750	-	25,000
Net Loss	-	-	-	-	-	(30,000)	(30,000)
Balance, June 30, 2025	-	$-	12,500,000	$1,250	$23,750	$(30,000)	$(5,000)

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the period from May 28, 2025 (inception) through June 30, 2025
Cash Flows Used in Operating Activities:
Net income (loss)	$3,918,405	$(30,000)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on the cash held in Trust account	(6,026,390)	-
Changes in operating assets and liabilities:
Prepaid expenses	113,096	-
Income tax payable	1,527,389	-
Accounts payable, accrued expenses and offering costs	183,113	30,000
Net Cash Used in Operating Activities	(284,387)	-

Net change in cash	(284,387)	-

Cash at beginning of period	944,106	-
Cash at end of period	$659,719	$-

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Deferred offering costs included in accrued expenses	$-	$185,738
Common stock issued in exchange for subscription receivable	$-	$25,000
Remeasurement of Class A common stock subject to possible redemption	$4,499,001	$-

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026, related to the Company’s formation, the initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a demand deposit trust account (“Trust Account”), until the earliest of (i) the completion of an initial business combination, (ii) the redemption of public shares if the Company is unable to complete an initial business combination within the completion window, subject to applicable law, and (iii) the redemption of public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated articles of incorporation to modify the substance or timing of obligation to redeem 100% of public shares if the Company has not consummated an initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 5, 2027. The Company also currently has no approved plan in place to extend the business combination deadline beyond June 5, 2027. Although the Company has sufficient cash on hand to operate through the business combination deadline, management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern past June 5, 2027. No adjustments have been made to the carrying amounts of assets or liabilities.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of operations includes a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. Income and losses are shared ratably based on the weighted average number of shares outstanding between the two classes of shares. Remeasurement associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2026, except as noted below, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement of the Private Placement Units to receive an aggregate of 17,550,000 shares in the calculation of diluted income (loss) per common share, because their exercise is contingent upon future events.

The following tables reflect the calculation of basic and diluted net income per share.

For The Three Months Ended June 30, 2026
Redeemable shares
Numerator: Allocation of net income, basic and diluted	$1,287,688
Denominator: Basic and diluted weighted average shares outstanding	34,500,000
Basic and diluted net income per share	$0.04
Non-redeemable shares
Numerator: Allocation of net income, basic and diluted	$571,062
Denominator: Basic and diluted weighted average shares outstanding	15,300,000
Basic and diluted net income per share	$0.04

For The Six Months Ended June 30, 2026
Redeemable shares
Numerator: Allocation of net income, basic and diluted	$2,714,558
Denominator: Basic and diluted weighted average shares outstanding	34,500,000
Basic and diluted net income per share	$0.08
Non-redeemable shares
Numerator: Allocation of net income, basic and diluted	$1,203,847
Denominator: Basic and diluted weighted average shares outstanding	15,300,000
Basic and diluted net income per share	$0.08

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $351,943,898 and $345,917,508, respectively, in cash held in the Trust Account.

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

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of June 30, 2026, the cash held in exceed of the FDIC limit was $409,719. As of June 30, 2026, the cash held in the trust in excess of the SIPC limit was $351,693,898. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Class A Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of June 30, 2026 and December 31, 2025, the Class A shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less: Proceeds allocated to public warrants	(13,065,051)
Less: Class A share issuance costs	(25,907,074)
Add: Accretion for Class A common stock to redemption value	38,972,125
Add: Remeasurement of carrying value to redemption value	684,966
Class A shares subject to possible redemption as of December 31, 2025	345,684,966
Add: Remeasurement of carrying value to redemption value	2,371,630
Class A shares subject to possible redemption as of March 31, 2026	348,056,596
Add: Remeasurement of carrying value to redemption value	2,127,371
Class A shares subject to possible redemption as of June 30, 2026	$350,183,967

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

Administrative Services Arrangement

An affiliate of the Sponsor has agreed, commencing from the date that the Company’s securities are first listed on the NYSE, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company the Sponsor’s certain office space, utilities and secretarial and administrative support services as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of the Sponsor $20,000 per month, until the earlier of the consummation by the Company of an initial business combination and the Company’s liquidation. For the three and six months ended June 30, 2026, the Company incurred general and administrative services expenses of $60,000 and $120,000 respectively, which are included in formation and operating expenses on the statements of operations. As of June 30, 2026 and December 31, 2025, $120,000 and $0, respectively, of such expenses were outstanding and are included in accrued expenses and offering costs in the balance sheet.

Working Capital Loans- Related Party

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units of the post-business combination entity, at a price of $10.00 per unit, at the option of the applicable lender. Such units would be identical to the private units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, no amounts under such loans have been drawn.

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

The underwriters were paid a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Initial Public Offering (excluding the proceeds from the exercise of the over-allotment option), or $3,000,000.

The underwriters received 2,200,000 Representative Shares for no cash consideration at closing of the Initial Public Offering.

The underwriters are not entitled to any deferred underwriting commissions upon closing of the Business Combination.

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the initial Business Combination. The amount accrued as of June 30, 2026 and December 31, 2025 were $771,094 and $637,368, respectively.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 10,000,000 preferred stock with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. As of June 30, 2026 and December 31, 2025, there were no Preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 2,800,000 Class A shares issued or outstanding, excluding 34,500,000 Class A shares subject to possible redemption.

Class B Common stock — The Company is authorized to issue 50,000,000 common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 12,500,000 common stock issued and outstanding.

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

NOTE 8. WARRANTS

There were 17,550,000 warrants outstanding as of June 30, 2026 and December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

	June 30, 2026	December 31, 2025
Cash held in Trust Account	$351,943,898	$345,917,508
Cash	$659,719	$944,106

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation and operating expenses	$268,621	580,596
Interest income earned on cash held in Trust Account	$3,024,327	6,026,390

NOTE 10. SUBSEQUENT EVENTS

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

As of June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026 related to the Company’s formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345,000,000 of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a demand deposit trust account, until the earliest of (i) the completion of an initial business combination, (ii) the redemption of public shares if the Company is unable to complete an initial business combination within the completion window, subject to applicable law, and (iii) the redemption of public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated articles of incorporation to modify the substance or timing of obligation to redeem 100% of public shares if the Company has not consummated an initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the trust account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

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

The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025. We expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Net income of $1,858,750 and $3,918,405, respectively, for the three and six months ended June 30, 2026 includes $3,024,327 and $6,026,390 of interest income on cash held in the trust account, partially offset by operating and formation costs of $268,621 and $580,596, and income tax expense of $896,956 and $1,527,389 respectively.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of $25,000 from the sale of the founder shares and an up to $350,000 in loans that were available from our sponsor under an unsecured promissory note. On December 5, 2025, we closed the Initial Public Offering and the underwriters fully exercised their over-allotment option. In connection with the closing of the Initial Public Offering, the approximately $277,000 drawn down under the unsecured promissory note was repaid in full. The net proceeds from the sale of the units in the Initial Public Offering for an aggregate purchase price of $345,000,000 and the sale of the private units for an aggregate purchase price of $6,000,000, after deducting offering expenses, including underwriting commissions, were $347,300,000, $345,000,000 of which is held in the trust account. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest-bearing or other demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more. As June 30, 2026, $659,719 is held outside of the trust account.

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

As of June 30, 2026, we have $659,719 available to us held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

For the six months ended June 30, 2026, cash used in operating activities was $284,387. Net income of $3,918,405 was affected by interest earned on cash held in the trust account of $6,026,390, prepaid expenses of $113,096, income tax payable of $1,527,389 and accrued expenses and offering costs of $183,113.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 5, 2027. The Company currently also has no approved plan in place to extend the business combination deadline beyond June 5, 2027. Although the Company has sufficient cash on hand to operate through the business combination deadline, management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern past June 5, 2027. No adjustments have been made to the carrying amounts of assets or liabilities.

Off-balance sheet financing arrangements

As of June 30, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of June 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities except as described below.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended June 30, 2026, due to material weaknesses related to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and recordkeeping.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEW AMERICA ACQUISITION I CORP.

Date: August 14, 2026	By:	/s/ Kyle Wool
	Name:	Kyle Wool
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

