Form 10-Q
period 2026-09-30
New America Acquisition I Corp.
filed 2026-11-06
CIK 2074878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42988

NEW AMERICA ACQUISITION I CORP.

(Exact Name of Registrant as Specified in Its Charter)

Florida	39-2431245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 Fifth Ave, 22nd Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

As of November 6, 2026, there were 37,300,000 shares of the registrant’s Class A common stock, $0.0001 par value, and 12,500,000 shares of the registrant’s Class B common stock, $0.0001 par value, issued and outstanding.

NEW AMERICA ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Unaudited Balance Sheets as of September 30, 2026 and December 31, 2025	1
Unaudited Statements of Operations for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period from May 28, 2025 (inception) through September 30, 2025	2
Unaudited Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and for the period from May 28, 2025 (inception) through September 30, 2025	3
Unaudited Statement of Cash Flows for the nine months ended September 30, 2026 and for the period from May 28, 2025 (inception) through September 30, 2025	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$551,130	$944,106
Prepaid expense	358,375	311,192
Total current assets	909,505	1,255,298
Non-current assets:
Prepaid expense	39,646	288,173
Cash held in Trust Account	355,072,517	345,917,508
Total non-current assets	355,112,163	346,205,681
Total Assets	$356,021,668	$347,460,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,041	$15,245
Accrued expenses and offering costs	811,081	-
Income tax payable	2,679,311	232,542
Total current liabilities	3,524,433	247,787
Non-current Liabilities:
Accrued expenses and offering costs	-	637,368
Total non-current liabilities	-	637,368
Total Liabilities	3,524,433	885,155

Commitments and contingencies (Note 6)	-	-

Class A common stock, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.21 and $10.02 per share as of September 30, 2026 and December 31, 2025, respectively	352,393,206	345,684,966

Shareholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 2,800,000 issued and outstanding as of September 30, 2026 and December 31, 2025 (excluding 34,500,000 shares subject to possible redemption)	280	280
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 issued and outstanding as of September 30, 2026 and December 31, 2025	1,250	1,250
Additional paid-in capital	-	411,721
Retained earnings	102,499	477,607
Total Shareholders’ Equity	104,029	890,858
Total Liabilities and Shareholders’ Equity	$356,021,668	$347,460,979

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026,

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

AND

FOR THE PERIOD FROM MAY 28, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	For the three months ended	For the three months ended	For the nine months ended	For the period from May 28, 2025 (inception) through
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Formation and operating costs	$206,233	$-	$786,829	$30,000
Loss from operations	(206,233)	-	(786,829)	(30,000)
Other income:
Interest income earned on cash held in Trust account	3,128,619	-	9,155,009	-
TOTAL OTHER INCOME	3,128,619	-	9,155,009	-

Income (Loss) before taxes	2,922,386	-	8,368,180	(30,000)
Provision for income taxes	(919,380)	-	(2,446,769)	-
Net income (loss)	$2,003,006	$-	$5,921,411	$(30,000)

Weighted average shares outstanding of redeemable common stock, basic and diluted	34,500,000	-	34,500,000	-
Basic and diluted net income per redeemable share of common stock	$0.04	$0.00	$0.12	$0.00
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	15,300,000	12,500,000	15,300,000	12,500,000
Basic and diluted net income per non-redeemable share of common stock	$0.04	$0.00	$0.12	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

AND

FOR THE PERIOD FROM MAY 28, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	2,800,000	$280	12,500,000	$1,250	$411,721	$477,607	$890,858
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	(411,721)	(1,959,909)	(2,371,630)
Net Income	-	-	-	-	-	2,059,655	2,059,655
Balance, March 31, 2026	2,800,000	280	12,500,000	1,250	-	577,353	578,883
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(2,127,371)	(2,127,371)
Net Income	-	-	-	-	-	1,858,750	1,858,750
Balance, June 30, 2026	2,800,000	280	12,500,000	$1,250	-	308,732	310,262
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(2,209,239)	(2,209,239)
Net Income	-	-	-	-	-	2,003,006	2,003,006
Balance September 30, 2026	2,800,000	$280	12,500,000	$1,250	$-	$102,499	$104,029

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, May 28, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	12,500,000	1,250	23,750	-	25,000
Net Income (Loss)	-	-	-	-	-	(30,000)	(30,000)
Balance, June 30, 2025	-	-	12,500,000	1,250	23,750	(30,000)	(5,000)
Balance, September 30, 2025	-	$-	12,500,000	$1,250	$23,750	$(30,000)	$(5,000)

The accompanying notes are an integral part of these unaudited financial statements.

NEW AMERICA ACQUISITION I CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the period from May 28, 2025 (inception) through September 30, 2025
Cash Flows Used in Operating Activities:
Net income (loss)	$5,921,411	$(30,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on the cash held in Trust account	(9,155,009)	-
Changes in operating assets and liabilities:
Prepaid expenses	201,344	-
Income tax payable	2,446,769	-
Deferred offering costs		(190,677)
Accounts payable and accrued expenses	192,509	30,000
Net Cash Used in Operating Activities	(392,976)	(190,677)

Cash flows from Financing Activities:
Proceeds from sponsor note	-	277,000
Net cash provided by financing activities		277,000

Net change in cash	(392,976)	86,323

Cash at beginning of period	944,106	-
Cash at end of period	$551,130	$86,323

Supplemental Disclosure of cash flow information
Income taxes paid	$-	$-

Non-cash investing and financing activities
Deferred offering costs included in accrued expenses	$-	$835,522
Common stock issued in exchange for deferred offering costs	$-	$25,000
Remeasurement of Class A common stock subject to possible redemption	$6,708,240	$-

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

As of September 30, 2026, the Company had not yet commenced any operations. All activity through September 30, 2026, related to the Company’s formation, the initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Company will provide the public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of the initial business combination either (i) in connection with a special meeting called to approve the business combination or (ii) without a stockholder vote by means of a tender offer. If the Company seeks stockholder approval of the initial business combination, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or vote against, the initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These shares of Class A common stock were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The initial stockholders, officers, directors and members of the advisory board, pursuant to a letter agreement with the Company, and the representatives of the underwriters, pursuant to the underwriting agreement, have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a stockholder vote to approve an amendment to the amended and restated articles of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fails to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares and private shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 5, 2027 (or December 5, 2027 if the Company has executed a definitive agreement for an initial Business Combination by June 5, 2027). The Company also currently has no approved plan in place to extend the business combination deadline beyond June 5, 2027. Although the Company has sufficient cash on hand to meet its operating needs for at least 12 months from the issuance date of the financial statements, management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern past June 5, 2027. No adjustments have been made to the carrying amounts of assets or liabilities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States and Florida are the Company’s major tax jurisdictions. The Company recognizes accrued interest and penalties as income tax expense. There were no unrecognized tax benefits as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the amounts accrued for interest and penalties were $126,433 and $0, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results.

The Company’s effective tax rate was 31.5% and 29.2% for the three and nine months ended September 30, 2026, respectively, and 0.0% for the three months ended September 30, 2025, and for the period from May 28, 2025 (inception) through September 30, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% primarily due to state income taxes, interest and penalties, and the change in the valuation allowance on deferred tax assets related to start-up and organizational costs, which are not currently deductible for tax purposes. As of September 30, 2026, the Company had not made any income tax payments and had not withdrawn any interest from the Trust Account to pay its tax obligations.

Net Income per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of operations includes a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. Income and losses are shared ratably based on the weighted average number of shares outstanding between the two classes of shares. Remeasurement associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value. As of September 30, 2026, except as noted below, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement of the Private Placement Units to receive an aggregate of 17,550,000 shares in the calculation of diluted income (loss) per common share, because their exercise is contingent upon future events.

The following tables reflect the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2026. For the three months ended September 30, 2025 and for the period from May 28, 2025 (inception) through September 30, 2025, only Class B common stock was outstanding. Accordingly, the net loss for those periods was attributed entirely to the non-redeemable common stock, and basic and diluted net loss per share is presented on the face of the statements of operations.

For The Three Months Ended September 30, 2026
Redeemable shares
Numerator: Allocation of net income, basic and diluted	$1,387,625
Denominator: Basic and diluted weighted average shares outstanding	34,500,000
Basic and diluted net income per share	$0.04
Non-redeemable shares
Numerator: Allocation of net income, basic and diluted	$615,381
Denominator: Basic and diluted weighted average shares outstanding	15,300,000
Basic and diluted net income per share	$0.04

For The Nine Months Ended September 30, 2026
Redeemable shares
Numerator: Allocation of net income, basic and diluted	$4,102,182
Denominator: Basic and diluted weighted average shares outstanding	34,500,000
Basic and diluted net income per share	$0.12
Non-redeemable shares
Numerator: Allocation of net income, basic and diluted	$1,819,229
Denominator: Basic and diluted weighted average shares outstanding	15,300,000
Basic and diluted net income per share	$0.12

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Cash Held in Trust Account

As of September 30, 2026 and December 31, 2025, the Company had $355,072,517 and $345,917,508, respectively, in an interest bearing demand deposit held in the Trust Account.

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

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment because the warrants are indexed to the Company’s own common stock and meet all of the requirements for equity classification under ASC 815-40. The Company reassesses the classification of the warrants at each balance sheet date.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of September 30, 2026, the cash held in excess of the FDIC limit was $301,130. As of September 30, 2026, the cash held in the trust in excess of the FDIC limit was $354,822,517. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Class A Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of September 30, 2026 and December 31, 2025, the Class A shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less: Proceeds allocated to public warrants	(13,065,051)
Less: Class A share issuance costs	(25,907,074)
Add: Accretion for Class A common stock to redemption value	38,972,125
Add: Remeasurement of carrying value to redemption value	684,966
Class A shares subject to possible redemption as of December 31, 2025	345,684,966
Add: Remeasurement of carrying value to redemption value	2,371,630
Class A shares subject to possible redemption as of March 31, 2026	348,056,596
Add: Remeasurement of carrying value to redemption value	2,127,371
Class A shares subject to possible redemption as of June 30, 2026	350,183,967
Add: Remeasurement of carrying value to redemption value	2,209,239
Class A shares subject to possible redemption as of September 30, 2026	$352,393,206

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including specific categories and further disaggregation of reconciling items that meet a quantitative threshold, as well as additional disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and for all other entities for annual periods beginning after December 15, 2025. As an emerging growth company that has elected to use the extended transition period, the Company will adopt ASU 2023-09 in its annual financial statements for the year ending December 31, 2026. The guidance is to be applied prospectively, with retrospective application permitted. The adoption will affect only the Company’s income tax disclosures and is not expected to have an impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On May 28, 2025, the Sponsor purchased, and the Company issued to the Sponsor, 12,500,000 shares of Class B common stock for an aggregate purchase price of $25,000. The funds were received on June 23, 2025. The Company maintains the ownership of founder shares by the initial stockholders of approximately 26.6% of the Company’s issued and outstanding shares of common stock upon the consummation of the Initial Public Offering, not including the private placement shares or the representative shares. These founder shares are no longer subject to forfeiture because the underwriters’ over-allotment option was exercised in full at the Initial Public Offering.

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

Administrative Services Arrangement

An affiliate of the Sponsor has agreed, commencing from the date that the Company’s securities are first listed on the NYSE, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company the Sponsor’s certain office space, utilities and secretarial and administrative support services as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of the Sponsor $20,000 per month, until the earlier of the consummation by the Company of an initial business combination and the Company’s liquidation. As of September 30, 2026, and December 31, 2025, there was none outstanding or included in accrued expenses and offering costs in the balance sheet.

On October 15, 2026, the Company terminated the administrative services agreement with the affiliate of the Sponsor, pursuant to which the Company was to pay $20,000 per month for office space, utilities and secretarial and administrative support services.

Subsequent to September 30, 2026, on October 15, 2026, the Company entered into an administrative services agreement with Dominari Holdings Inc. (“Dominari Holdings” or the “Services Provider”), a related party, an affiliate of certain officers and directors of the Company, pursuant to which the Services Provider will make available to the Company certain office space and administrative services for a fee of $20,000 per month until the earlier of the consummation of an initial business combination and the Company’s liquidation.

The Company’s Chairman and Chief Executive Officer, is the President and a director of Dominari Holdings and the Chief Executive Officer of Dominari Securities LLC (“Dominari Securities”), a subsidiary of Dominari Holdings; the Company’s Chief Financial Officer, is the Chief Financial Officer of Dominari Holdings; and the Company’s Chief Operating Officer, is the Chief Operating Officer of Dominari Holdings. Dominari Securities was a representative of the underwriters in the Initial Public Offering, holds 1,100,000 Representative Shares and is party to the Business Combination Marketing Agreement described in Note 6.

Working Capital Loans- Related Party

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units of the post-business combination entity, at a price of $10.00 per unit, at the option of the applicable lender. Such units would be identical to the private units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, no amounts under such loans have been drawn.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (including the component securities as well as the securities underlying those component securities), which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) private units (including the component securities as well as the securities underlying those component securities) that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the company acquired by them prior to the consummation of a Business Combination pursuant to a registration rights agreement entered into in connection with the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The registration rights granted to the underwriters are limited to no more than two demands and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements, except that, with respect to the representatives of the underwriters, the Company will only bear such expenses on one occasion.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. In connection with the Initial Public Offering the underwriters exercised the option in full and purchased 4,500,000 additional Units.

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

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the initial Business Combination. The amounts accrued as of September 30, 2026 and December 31, 2025 were $811,081 and $637,368, respectively. Because the Company is required to complete its initial Business Combination by June 5, 2027, which is within twelve months of September 30, 2026, these deferred fees, which were classified as non-current liabilities as of December 31, 2025, have been classified as current liabilities as of September 30, 2026.

Business Combination Marketing Agreement

The Company engaged Dominari Securities and D. Boral Capital, representatives of the underwriters, as advisors in connection with the Business Combination. The Company will pay the representatives a cash fee for such services upon the consummation of its initial Business Combination in an amount up to 5.0% of the gross proceeds of the Initial Public Offering, or up to an aggregate of $17,250,000. If the Company doesn’t complete a business combination, no fee will be due.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 10,000,000 preferred stock with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 500,000,000 common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 2,800,000 Class A shares issued and outstanding, excluding 34,500,000 Class A shares subject to possible redemption.

Class B Common stock — The Company is authorized to issue 50,000,000 common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

There were 17,550,000 warrants outstanding as of September 30, 2026 and December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per Class A share equals or exceeds $18.00 — Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each Public Warrant holder;

●	if, and only if, the last reported sale price of the Class A shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganization, recapitalizations and the like); and

●	for any 20 trading days within a 30-trading day period commencing at least 30 days after the completion of a Business Combination and ending on the third business day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until the completion of a Business Combination, subject to certain limited exceptions.

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

	September 30, 2026	December 31, 2025
Cash held in Trust Account	$355,072,517	$345,917,508
Cash	$551,130	$944,106

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from May 28, 2025 (Inception) through September 30, 2025
Interest income earned on cash held in Trust Account	$3,128,619	$-	$9,155,009	$-
Formation and operating costs	(206,233)	-	(786,829)	(30,000)
Provision for income taxes	(919,380)	-	(2,446,769)	-
Net income (loss)	$2,003,006	$-	$5,921,411	$(30,000)

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement is issued, the Company has evaluated all events or transactions that occurred through the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 15, 2026, the Company entered into an administrative services agreement with Dominari Holdings Inc., a related party (see Note 5), pursuant to which Dominari Holdings will make available to the Company certain office space and administrative services for a fee of $20,000 per month until the earlier of the consummation of an initial business combination and the Company’s liquidation.

On October 15, 2026, the Company terminated the administrative services agreement with the affiliate of the Sponsor, pursuant to which the Company was to pay $20,000 per month for office space, utilities and secretarial and administrative support services.

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

As of September 30, 2026, the Company had not yet commenced any operations. All activity through September 30, 2026 related to the Company’s formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Company will provide the public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of the initial business combination either (i) in connection with a special meeting called to approve the business combination or (ii) without a stockholder vote by means of a tender offer. If the Company seeks stockholder approval of the initial business combination, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or vote against, the initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

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

The initial stockholders, officers, directors and members of the advisory board, pursuant to a letter agreement with the Company, and the representatives of the underwriters, pursuant to the underwriting agreement, have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a stockholder vote to approve an amendment to the amended and restated articles of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fails to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares and private shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

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

The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025. We expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

On August 5, 2026, Kevin McGurn resigned as our Chief Executive Officer and as a director, and our board of directors appointed Kyle Wool, our Chairman, as Chief Executive Officer. On August 26, 2026, George O’Leary resigned as our Chief Financial Officer, and our board of directors appointed Tim S. Ledwick as Chief Financial Officer and Christopher Devall as Chief Operating Officer. Messrs. Wool, Ledwick and Devall are also officers of Dominari Holdings Inc., an affiliate of Dominari Securities LLC, one of the representatives of the underwriters in our Initial Public Offering. See Note 5 to the financial statements.

On October 15, 2026, we entered into an administrative services agreement with Dominari Holdings Inc., a related party, and on October 15, 2026, we terminated our administrative services agreement with an affiliate of our sponsor. See “Contractual Obligations” below.

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

Net income of $2,003,006 and $5,921,411, respectively, for the three and nine months ended September 30, 2026 includes $3,128,619 and $9,155,009 of interest income on cash held in the trust account, partially offset by operating and formation costs of $206,233 and $786,829, and income tax expense of $919,380 and $2,446,769 respectively.

For the three months ended September 30, 2025, we had no operations and no net income or loss, and for the period from May 28, 2025 (inception) through September 30, 2025, we had a net loss of $30,000, which consisted of formation costs.

The increase in net income for the 2026 periods compared to the 2025 periods is primarily attributable to interest income earned on the funds held in the trust account following the Initial Public Offering, partially offset by increased operating costs associated with being a public company and searching for a target business, and by income tax expense.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of $25,000 from the sale of the founder shares and up to $350,000 in loans that were available from our sponsor under an unsecured promissory note. On December 5, 2025, we closed the Initial Public Offering and the underwriters fully exercised their over-allotment option. In connection with the closing of the Initial Public Offering, the approximately $277,000 drawn down under the unsecured promissory note was repaid in full. The net proceeds from the sale of the units in the Initial Public Offering for an aggregate purchase price of $345,000,000 and the sale of the private units for an aggregate purchase price of $6,000,000, after deducting the cash underwriting fee of $3,000,000 and other offering costs of $1,926,783, were $346,073,217, $345,000,000 of which is held in the trust account. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest-bearing or other demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more. As of September 30, 2026, $551,130 is held outside of the trust account.

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

As of September 30, 2026, we have $551,130 available to us held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of September 30, 2026, we had a working capital deficit of $2,614,928, including income taxes payable, and related interest and penalties accrued of $2,679,311 that we expect to pay from interest earned on the funds held in the trust account.

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

In addition, we could use a portion of the funds not in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses than the terms we have offered) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

For the nine months ended September 30, 2026, cash used in operating activities was $392,976. Net income of $5,921,411 was affected by interest earned on cash held in the trust account of $9,155,009, prepaid expenses of $201,344, income tax payable of $2,446,769 and accounts payable and accrued expenses of $192,509.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 5, 2027. The Company currently also has no approved plan in place to extend the business combination deadline beyond June 5, 2027. As of September 30, 2026, the Company had $551,130 of cash held outside the trust account and a working capital deficit of $2,614,928. Although the Company has sufficient cash on hand to cash on hand to meet its operating needs for at least 12 months from the issuance date of the financial statements, management has determined that the mandatory liquidation date, should a business combination not be consummated, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities.

Off-balance sheet financing arrangements

As of September 30, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of September 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities except as described below.

In connection with the Initial Public Offering, we entered into an Administrative Services Agreement with our sponsor pursuant to which the Company agreed to pay an affiliate of our sponsor $20,000 per month for office space and administrative services. On October 15, 2026, we terminated the Administrative Services Agreement with the affiliate of our sponsor. On October 15, 2026, we entered into an administrative services agreement with Dominari Holdings Inc., a related party, pursuant to which we will pay Dominari Holdings $20,000 per month for office space and administrative services until the earlier of the consummation of an initial business combination and the Company’s liquidation.

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the initial business combination. As of September 30, 2026, $811,081 of such deferred fees had been accrued.

We engaged Dominari Securities and D. Boral Capital, representatives of the underwriters in connection with the Initial Public Offering, as advisors in connection with the business combination. We will pay the representatives a cash fee for such services upon the consummation of the initial business combination in an amount up to 5.0% of the gross proceeds of the Initial Public Offering, or up to an aggregate of $17,250,000. If the Company doesn’t complete a business combination, no fee will be due.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended September 30, 2026, due to material weaknesses related to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and recordkeeping.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

We recently experienced changes in our senior management, which could disrupt our search for and completion of an initial business combination.

On August 5, 2026, Kevin McGurn resigned as our Chief Executive Officer and as a director, and on August 26, 2026, George O’Leary resigned as our Chief Financial Officer. Our board of directors appointed Kyle Wool, our Chairman, as Chief Executive Officer, Tim S. Ledwick as Chief Financial Officer and Christopher Devall as Chief Operating Officer. Changes in our management team may disrupt our efforts to identify, evaluate and complete an initial business combination, and our new officers may require time to become familiar with our business and with prospective target businesses. In addition, our new officers hold positions with Dominari Holdings Inc., as described below, and are not required to commit any specified amount of time to our affairs.

Our officers’ positions with Dominari Holdings Inc. and its affiliates may create conflicts of interest in determining whether to pursue, and on what terms to complete, a particular business combination.

Our Chief Executive Officer is the President and a director of Dominari Holdings Inc. (“Dominari Holdings”) and the Chief Executive Officer of Dominari Securities LLC (“Dominari Securities”), a subsidiary of Dominari Holdings, and our Chief Financial Officer and Chief Operating Officer serve in the same capacities at Dominari Holdings. Dominari Securities was a representative of the underwriters in our Initial Public Offering, holds 1,100,000 representative shares, which will have no value if we do not complete an initial business combination, and, together with D. Boral Capital, is entitled under the business combination marketing agreement to a cash fee of up to $17,250,000 that is payable only upon the consummation of our initial business combination. In addition, on October 15, 2026, we entered into an administrative services agreement with Dominari Holdings under which we pay $20,000 per month until the earlier of the consummation of our initial business combination and our liquidation. As a result, our officers may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination, in negotiating its terms and in deciding whether to seek to extend the date by which we must complete a business combination.

There is substantial doubt about our ability to continue as a going concern.

We have until June 5, 2027 (or December 5, 2027 if we have executed a definitive agreement for an initial business combination by June 5, 2027) to complete an initial business combination, and there is currently no approved plan to extend this deadline. As of September 30, 2026, we had $551,130 of cash held outside the trust account and a working capital deficit of $2,614,928. Management has determined that the mandatory liquidation, should a business combination not be consummated, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included in this Quarterly Report are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 28, 2025, we issued 12,500,000 founder shares to our sponsor for $25,000.

Simultaneously with the consummation of the Initial Public Offering, we consummated the Private Placement of an aggregate of 600,000 private placement units. The private placement units, which were purchased by the sponsor, are identical to the units, except that, they (i), subject to certain limited exceptions, will be subject to transfer restrictions until the consummation of our initial business combination and (ii) will be entitled to registration rights. In addition, the shares of Class A common stock included in the private placement units do not have redemption rights. No underwriting discounts or commissions were paid with respect to the sale of the private placement units. The issuance of the private placement units was made in reliance on the exemption from registration provided by section 4(a)(2) of the Securities Act.

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

NEW AMERICA ACQUISITION I CORP.

Date: November 6, 2026	By:	/s/ Kyle Wool
	Name:	Kyle Wool
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Tim S. Ledwick
	Name:	Tim S. Ledwick
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

